Form 10-K
period 2004-09-30
PUMA Global Trust No. 2
filed 2004-12-20
CIK 1289766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended September 30, 2004

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

Yes ☐ No ☒

Indicate by check mark which financial statement item the registrant has elected to follow.

Item 17 ☐   Item 18 ☐   Incorporated by Reference to filings on Form 8K  ☑

ii

-i-

TABLE OF CONTENTS
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

Item 3. LEGAL PROCEEDINGS

     The Manager knows of no material legal proceedings involving the Trust, the Manager or the Issuer Trustee which were pending as of September 30, 2004 or as of the date of this report.

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

     The Trust quarterly servicing reports for the quarterly payment dates December 2003, March 2004, June 2004 and September 2004 are incorporated herein by reference and aggregate totals for the period October 1, 2003 through September 30, 2004, which included totals through the cut-off date for the last quarterly payment date before the end of the fiscal year, are attached hereto as exhibit 99.1.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Currency Exchange Control Risk

     Interest and principal payments to holders of G-2 Notes are paid in United States dollars (“U.S. dollars”). However, payments on the housing loans for the Trust are received by the Issuer Trustee in Australian dollars in Australia (the “Collections”). Pursuant to certain swap agreement(s) with the Trust, the Issuer Trustee is required to pay a portion of the collections to a certain swap counterparty (the “Currency Swap Provider”), who in turn pays U.S. dollars to the Issuer Trustee (the “Currency Swap”). The Currency Swaps are designed such that the Issuer Trustee will fulfill its obligations under each Currency Swap by making payments to the Currency Swap Provider in Australian dollars at its branch office in Australia. Despite this attempt to minimize exchange control risk, it is possible that in the future the Australian government may impose exchange limitations or the applicable regulators may take certain positions that affect the ability of the Issuer Trustee to exchange collections made in Australian dollars for U.S. dollars for payments to the Noteholders under the G-2 Trust. The Noteholders under the Trust will bear the risk of the imposition of foreign exchange controls by the Australian government that impact upon the Issuer Trustee’s ability to exchange the collections for U.S. dollars. The Issuer Trustee has no control over such risk, which will generally be affected by economic and political events in Australia. If the Issuer Trustee does not have sufficient funds to pay the Currency Swap Provider the A$ Class A Interest Amount on a Quarterly Payment Date, the Currency Swap Provider will not be required to make the corresponding US$ payment to the Principal Paying Agent and, after the applicable grace period, the Currency Swap Provider may terminate the Currency Swaps. In such event, it is unlikely that the Trust would have sufficient U.S. dollars to make the payments due on the G-2 Notes.

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

Under Part 4 of the Australian Charter of the United Nations Act 1945 and the Iraq (Reconstruction and Repeal of Sanctions) Regulations 2003, the approval of the Minister for Foreign Affairs, or the Minister’s delegate, is required with respect to certain payments and actions in relation to assets of the previous Government of Iraq prescribed under, or which is owned or controlled directly or indirectly by a person or entity under, those provisions or is an asset derived or generated from such assets (such persons include, former President Saddam Hussein, senior Iraqi officials of the former Government of Iraq and their immediate families). The Australian Minister for Foreign Affairs may make arrangements for the transfer of such assets to the Development Fund for Iraq established by Security Council Resolution 1483 and located within the Iraqi Central Bank. Such restrictions may change in the future.

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

(a) A copy of the PUMA Global Trust No. 2 Aggregate Totals for the Period from October 1, 2003 to September 30, 2004 is attached hereto as Exhibit 99.1. A copy of the Certification is attached hereto and is incorporated herein as Exhibit No. 99.2. A copy of the Independent Auditor’s Annual Servicer Compliance Certificate to the Directors of Macquarie Securitisation Limited is attached hereto and incorporated herein as Exhibit No. 99.3.

     EXHIBITS:

Designation	Description	Method of Filing
Exhibit 99.1	PUMA Global Trust No. 2 Aggregate Totals for the Period from October 1, 2003 to September 30, 2004	99.1

Exhibit 99.2	Certification	99.2

Exhibit 99.3	Independent Auditor’s Annual Servicer Compliance Certificate to the Directors of Macquarie Securitisation Limited	99.3

     (b) On December 24, 2003, March 24, 2004, June 28, 2004 and September 30, 2004 reports on Form 8-K were filed by the Registrant with respect to the Trust, in order to provide the statements for quarterly distributions to the Noteholders for the Trust. No other reports on Form 8-K have been filed with respect to the G-2 Trust during the last quarter of the fiscal year covered by this Report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, hereunto duly authorized.

MACQUARIE SECURITISATION LIMITED

	By:	/s/ Matthew O’Hare
	Name:	Matthew O’Hare
Date: December 16, 2004	Title:	Director

INDEX TO EXHIBITS

Exhibit No.	Document Description
Exhibit 99.1	PUMA Global Trust No. 2 Aggregate Totals for the Period from October 1, 2003 to September 30, 2004

Exhibit 99.2	Certification

Exhibit 99.3	Independent Auditor’s Annual Servicer Compliance Certificate to the Directors of Macquarie Securitisation Limited